Form 10-K
period 2003-12-31
CABCO SERIES 2002-1 TRUST
filed 2004-03-31
CIK 1269962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 30, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                 Page
                                                                                                 ----
Introductory Note                                                                                 5

Part I.

Item 1.    Business.                                                                              6

Item 2.    Properties.                                                                            6

Item 3.    Legal Proceedings.                                                                     6

Item 4.    Submission of Matters to a Vote of Security Holders.                                   6

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities.                                                 6

Item 6.    Selected Financial Data.                                                               6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.                                                                            6

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                            6

Item 8.    Financial Statements and Supplementary Data.                                           6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.                                                                            7

Part III.

Item 10.   Directors and Executive Officers of the Registrant.                                    7

Item 11.   Executive Compensation.                                                                7

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.                                                           7

Item 13.   Certain Relationships and Related Transactions.                                        7

Item 14.   Principal Accountant Fees and Services                                                 7

Part IV.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                      7

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

Item 14. Principal Accountant Fees and Services

Not Applicable.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The Trustee's certification under Section 302(a) of the Sarbanes-Oxley Act of 2002 for CABCO Series 2002-1 Trust (AOL Time Warner Inc.) Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 is filed herewith as Exhibit 31.

(b) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(c) The reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(d)  Not Applicable.

(e)  Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ___ day of March 2004.

                                    By: THE BANK OF NEW YORK, as Trustee of
                                    CABCO Series 2002-1 Trust (AOL Time Warner
                                    Inc.)

                                    By: ________________________________________
                                    Name:  Andres E. Serrano
                                    Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.       Description of Document

31 Trustee's Certification Under Section 302(a) of the Sarbanes-Oxley Act of 2002 for CABCO Series 2002-1 Trust (AOL Time Warner Inc.) Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003

99.1 Trustee's Statement of Compliance with respect to CABCO Series 2002-1 Trust (AOL Time Warner Inc.).

99.2* Reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificateholders: Form 8-Ks filed on May 13, 2003 and November 10, 2003.

* Previously filed with the Securities and Exchange Commission.