Form 10-K/A
period 2003-12-31
CABCO SERIES 2002-1 TRUST
filed 2004-03-31
CIK 1269962

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

SIGNATURES

EXHIBIT INDEX

                                EXPLANATORY NOTE

     This Form 10-K supercedes the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed earlier today.


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

(b) The reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(c)  Not Applicable.

(d)  Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2004.

                                    By: THE BANK OF NEW YORK, as Trustee of
                                    CABCO Series 2002-1 Trust (AOL Time Warner
                                    Inc.)

                                    By: /s/ Andres E. Serrano
                                    --------------------------------
                                    Name:  Andres E. Serrano
                                    Title: Vice President

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

99.2-99.3*        Reports on Form 8-K filed by the Trustee during the Fiscal
                  Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner
                  Inc.) that included distribution reports to the respective
                  Certificateholders: Form 8-Ks filed on May 13, 2003 and
                  November 10, 2003.

* Previously filed with the Securities and Exchange Commission.