Form 10-K
period 2004-12-31
CABCO SERIES 2002-1 TRUST (AOL TIME WARNER INC.)
filed 2005-03-08
CIK 1269962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to __________.

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

       Registrant's telephone number, including area code: (631) 587-4700

           Securities registered pursuant to Section 12(b) of the Act:

Title of class                         Name of each Exchange on which registered
----------------------------------     -----------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 1, 2005, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                               Page
                                                                                               ----
Introductory Note                                                                               5

Part I.

Item 1.   Business.                                                                             6

Item 2.   Properties.                                                                           6

Item 3.   Legal Proceedings.                                                                    6

Item 4.   Submission of Matters to a Vote of Security Holders.                                  6

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder                            6
          Matters and Issuer Purchases of Equity Securities.

Item 6.   Selected Financial Data.                                                              6

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.                                                                           6


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.                           6

Item 8.   Financial Statements and Supplementary Data.                                          6

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.                                                                           7

Item 9A.  Controls and Procedures.                                                              7

Item 9B.  Other Information.                                                                    7

Part III.

Item 10.  Directors and Executive Officers of the Registrant.                                   7

Item 11.  Executive Compensation.                                                               7

Item 12.  Security Ownership of Certain Beneficial Owners and                                   7
          Management.

Item 13.  Certain Relationships and Related Transactions.                                       7

Item 14.  Principal Accounting Fees and Services                                                7

Part IV.

Item 15.  Exhibits and Financial Statement Schedules.                                            7

SIGNATURES

EXHIBIT INDEX

                                INTRODUCTORY NOTE

      The Registrant is a trust (the "Trust") created by the Trust Agreement, dated as of June 21, 2002, between Corporate Asset Backed Corporation, as the depositor (the "Depositor"), and The Bank of New York, as trustee (the "Trustee"), providing for the issuance of $50,000,000 Trust Certificates for AOL Time Warner Inc. Debentures (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust's assets consist primarily of $50,000,000 principal amount of 7.700% AOL Time Warner Inc. Debentures due 2032. Time Warner Inc., the guarantor of the AOL Time Warner debentures, is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-15062). You may read and copy any reports, statements and other information filed by Time Warner Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding Time Warner Inc., please refer to these periodic and current reports filed with the SEC.

                                     Part I

Item 1. Business

Not Applicable.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Trust Certificates issued by CABCO Series 2002-1 Trust (AOL Time Warner Inc.) representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

      The Certificates are listed on the New York Stock Exchange.

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

Item 9A. Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

None.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

Not Applicable.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

(2) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(3) The reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March 2005.

                           By: THE BANK OF NEW YORK, as Trustee of
                           CABCO Series 2002-1 Trust (AOL Time
                           Warner Inc.)

                           By: /s/ Yvette Y. Rivera
                               ---------------------------
                           Name:  YVETTE Y. RIVERA
                           Title: ASSISTANT VICE PRESIDENT

                                  EXHIBIT INDEX

Exhibit No.  Description of Document

31.1         Rule 13a-14 Certification.

99.1 Trustee's Statement of Compliance with respect to CABCO Series 2002-1 Trust (AOL Time Warner Inc.).

99.2-99.3*   Reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.)
             that included distribution reports to the respective
             Certificateholders: Form 8-K reports filed on May 3, 2004 and
             November 3, 2004.

* Previously filed with the Securities and Exchange Commission.