Form 10-K
period 2005-12-31
CABCO SERIES 2002-1 TRUST (AOL TIME WARNER INC.)
filed 2006-03-23
CIK 1269962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 2005

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________ .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 22, 2006, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

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

(c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2006.

                           By: THE BANK OF NEW YORK, as Trustee of
                           CABCO Series 2002-1 Trust (AOL Time
                           Warner Inc.)

                           By:    /s/ Kevin Pennant
                                  ----------------------------
                           Name:  Kevin Pennant
                           Title: Assistant Vice President

                                  EXHIBIT INDEX

Exhibit No.  Description of Document

31.1         Rule 13a-14 Certification.

99.1 Trustee's Statement of Compliance with respect to CABCO Series 2002-1 Trust (AOL Time Warner Inc.).

99.2-99.3*   Reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.)
             that included distribution reports to the respective
             Certificateholders: Form 8-K reports filed on May 4, 2005 and
             November 3, 2005.

*     Previously filed with the Securities and Exchange Commission.