Form 10-K
period 2006-12-31
CABCO SERIES 2002-1 TRUST (AOL TIME WARNER INC.)
filed 2007-03-28
CIK 1269962

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

                   For the fiscal year ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 25, 2007 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

     (2) Report of Aston Bell, CPA is filed herewith as Exhibit 99.1.

     (3) The reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.2 and 99.3.

(c) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2007.

                                        CORPORATE ASSET BACKED CORPORATION
                                        as Depositor of the
                                        CABCO Series 2002-1 Trust
                                        (AOL Time Warner Inc.)


                                        By: /s/ Robert D. Vascellaro
                                            ------------------------------------
                                        Name: Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.  Description of Document
-----------  -----------------------
31.1         Rule 13a-14 Certification.

99.1         Report of Aston Bell, Certified Public Accountant.

99.2-99.3*   Reports on Form 8-K filed by the Trustee during the Fiscal Year on behalf of CABCO Series 2002-1 Trust (AOL Time Warner Inc.) that included distribution reports to the respective Certificate holders: Form 8-K reports filed on May 5, 2006 and November 11,
             2006.

*    Previously filed with the Securities and Exchange Commission.